Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1993-A LTD
filed 1997-08-13
CIK 910692

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                  PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                               3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                    4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                    5

            Notes to Financial Statements                                                           6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            8

PART II.    OTHER INFORMATION                                                                      10


SIGNATURES                                                                                         11

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,033       $        4,081
              Nonoperating interests income receivable                                        110,487              142,200
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       111,520              146,281
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,117,466            4,012,931
         Less-Accumulated amortization                                                     (1,873,582)          (1,714,203)
                                                                                       ---------------     ----------------
                                                                                            2,243,884            2,298,728
                                                                                       ---------------     ----------------
                                                                                       $    2,355,404       $    2,445,009
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        5,044       $       10,962
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,350,360            2,434,047
                                                                                       ---------------     ----------------
                                                                                       $    2,355,404       $    2,445,009
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                          June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        98,382   $       101,701  $       327,082   $       215,128
   Interest income                                         24                17               33                24
                                              ---------------   ---------------  ---------------   ---------------
                                                       98,406           101,718          327,115           215,152
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        67,463            60,711          159,379           136,877
   General and administrative                          15,567            15,112           35,733            30,521
                                              ---------------   ---------------  ---------------   ---------------
                                                       83,030            75,823          195,112           167,398
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        15,376   $        25,895  $       132,003   $        47,754
                                              ===============   ================ ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .01  $           .03   $           .01
                                              ===============   ================ ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      132,003          $        47,754
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     159,379                  136,877
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 31,713                   (6,277)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              323,095                  178,354
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (104,535)                 (97,013)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                   53,476
    Increase (decrease) in payable related to excess costs                              (5,918)                  (3,188)
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                             (110,453)                 (46,725)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (215,690)                (131,606)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (3,048)                      23
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         4,081                    1,325
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,033          $         1,348
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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The  preparation  of financial  statements in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 3 percent in the second quarter of 1997 when compared to the same quarter in 1996. However, oil and gas sales increased $1,270 or a slight 1 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to increased gas and oil production. An increase of 29 percent in gas production and 11 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 17 percent or $.37/MCF when compared to second quarter 1996 gas prices, partially offsetting the increased production revenues.

      Associated amortization expense increased 11 percent or $6,752.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests increased 52 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales increased $110,696 or 33 percent in the first six months of 1997 over the corresponding period in 1996. An increase of 36 percent in gas production was a major contributing factor to the increased revenues for the period. Increased gas prices of 16 percent or $.35/MCF further contributed to the revenue increases.

      Associated amortization expense increased 16 percent or $22,502.

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


                                           SWIFT ENERGY PENSION
                                           PARTNERS 1993-A, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer