Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1993-A LTD
filed 1997-11-12
CIK 910692

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6


ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,047       $        4,081
              Nonoperating interests income receivable                                        113,059              142,200
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       114,106              146,281
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,154,111            4,012,931
         Less-Accumulated amortization                                                     (1,945,988)          (1,714,203)
                                                                                       ---------------     ----------------
                                                                                            2,208,123            2,298,728
                                                                                       ---------------     ----------------
                                                                                       $    2,322,229       $    2,445,009
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        6,121       $       10,962
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,316,108            2,434,047
                                                                                       ---------------     ----------------
                                                                                       $    2,322,229       $    2,445,009
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                  Nine Months Ended
                                                        September 30,                        September 30,
                                              ---------------------------------  -----------------------------------
                                                    1997              1996            1997               1996
                                              ---------------   ---------------  ---------------     ---------------
REVENUES:
   Income from nonoperating interests         $       129,465   $       137,253  $       456,547      $      352,381
   Interest income                                         14                16               47                  40
                                              ---------------   ---------------  ---------------     ---------------
                                                      129,479           137,269          456,594             352,421
                                              ---------------   ---------------  ---------------     ---------------

COSTS AND EXPENSES:
   Amortization                                        72,406           705,694          231,785             842,571
   General and administrative                          19,523            13,898           55,256              44,419
                                              ---------------   ---------------  ---------------     ---------------
                                                       91,929           719,592          287,041             886,990
                                              ---------------   ---------------  ---------------     ---------------
NET INCOME (LOSS)                             $        37,550   $      (582,323) $       169,553      $     (534,569)
                                              ===============   ===============  ===============     ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $          (.15) $           .04      $         (.14)
                                              ===============   ===============  ===============     ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      169,553          $      (534,569)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     231,785                  842,571
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 29,141                      576
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     430,479                  308,578
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                     (141,180)                (153,267)
    Proceeds from sales of nonoperating interests in oil
      and gas properties                                                                    --                   53,645
    Increase (decrease) in payable related to excess costs                              (4,841)                  (3,674)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                    (146,021)                (103,296)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (287,492)                (205,242)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (3,034)                      40
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         4,081                    1,325
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,047          $         1,365
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

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 6 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $8,403 or 4 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 23 percent or $.70/MCF in gas prices and 17 percent or $3.41/BBL in oil prices had a significant impact on partnership performance. Current quarter oil production increased 29 percent when compared to third quarter 1996 oil production, partially offsetting the effect of the decreased prices.

      Associated amortization expense decreased 3 percent or $1,964.

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

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests increased 30 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales increased $102,293 or 19 percent in the first nine months of 1997 over the corresponding period in 1996. An increase of 29 percent in gas production and 9 percent in oil production were major contributing factors to the increased revenues for the period. Decreased oil prices of 4 percent or $.71/BBL partially offset the production increases.

      Associated amortization expense increased 12 percent or $24,466.

      The Partnership recorded an additional provision in amortization in the first nine months of 1996 for $635,252 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                        SWIFT ENERGY PENSION
                                        PARTNERS 1993-A, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer