Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1993-A LTD
filed 1998-08-14
CIK 910692

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ____________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                     3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997          4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                          5

            Notes to Financial Statements                                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  8

PART II.    OTHER INFORMATION                                                            10


SIGNATURES                                                                               11

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,100       $       25,624
              Nonoperating interests income receivable                                         49,576              135,828
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         50,676              161,452
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,242,481            4,141,041
         Less-Accumulated amortization                                                     (2,202,931)          (2,014,414)
                                                                                       ---------------     ----------------
                                                                                            2,039,550            2,126,627
                                                                                       ---------------     ----------------
                                                                                       $    2,090,226       $    2,288,079
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      113,831       $        7,502
                                                                                       ---------------     ----------------

         Interest Holders' Capital (3,934,670 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,925,193            2,216,981
         General Partners' Capital                                                             51,202               63,596
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,976,395            2,280,577
                                                                                       ---------------     ----------------
                                                                                       $    2,090,226       $    2,288,079
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        53,328   $        98,382  $        82,154   $       327,082
   Interest income                                         88                24              100                33
                                              ---------------   ---------------  ---------------   ---------------
                                                       53,416            98,406           82,254           327,115
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                       141,137            67,463          188,517           159,379
   General and administrative                          16,598            15,567           31,294            35,733
                                              ---------------   ---------------  ---------------   ---------------
                                                      157,735            83,030          219,811           195,112
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (104,319)  $        15,376  $      (137,557)  $       132,003
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.03)  $            --  $          (.03)  $           .03
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (137,557)         $       132,003
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     188,517                  159,379
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 86,252                   31,713
       Increase (decrease) in accounts payable                                         106,329                   (5,918)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              243,541                  317,177
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (101,440)                (104,535)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (166,625)                (215,690)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (24,524)                  (3,048)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        25,624                    4,081
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,100          $         1,033
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          527          $            --
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

Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $243,541 and $317,177 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $166,625 and $215,690 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 46 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $39,636 or 28 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 24 percent and oil production declined 16 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 39 percent or $6.50/BBL, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 17 percent or $.30/MCF when compared to second quarter 1997 prices.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Total amortization expense for the second quarter of 1998 increased 109 percent or $73,674 when compared to the second quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 8 percent or $5,546 in the second quarter of 1998 when compared to the second quarter of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the second quarter in 1998 of $79,220 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 75 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $275,235 or 62 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 32 percent or $.82/MCF and in oil prices of 41 percent or $7.89/BBL, had a significant impact on partnership performance. Also, current period gas and oil production declined 52 percent and 18 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes.

      Total amortization expense for the first six months of 1998 increased 18 percent or $29,138 when compared to the first six months of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 31 percent or $50,082 in the first six months of 1998 when compared to the first six months of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the first six months in 1998 of $79,220 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

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


                                         SWIFT ENERGY PENSION
                                         PARTNERS 1993-A, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1998      By:        /s/ John R. Alden
          --------------                 ---------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 ---------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer