Form 10-Q
period 1999-03-31
SWIFT ENERGY PENSION PARTNERS 1993-A LTD
filed 1999-05-11
CIK 910692

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                  3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               10

PART II.    OTHER INFORMATION                                          11


SIGNATURES                                                             12

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1999                 1998
                                                                                       --------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,144       $        1,139
              Nonoperating interests income receivable                                         35,154               37,393
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         36,298               38,532
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,206,962            4,268,874
         Less-Accumulated amortization                                                     (2,689,914)          (2,653,433)
                                                                                       ---------------      ---------------
                                                                                            1,517,048            1,615,441
                                                                                       ---------------      ---------------
                                                                                       $    1,553,346       $    1,653,973
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      138,668       $      195,257
                                                                                       ---------------      ---------------

         Interest Holders' Capital (3,934,670 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,366,598            1,412,946
         General Partners' Capital                                                             48,080               45,770
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,414,678            1,458,716
                                                                                       ---------------      ---------------
                                                                                       $    1,553,346       $    1,653,973
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                        1999            1998
                                                                                 --------------    ---------------
         REVENUES:
             Income from nonoperating interests                                  $        34,972   $        28,826
             Interest income                                                                   5                12
                                                                                 ---------------   ---------------
                                                                                          34,977            28,838
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 36,481            47,380
             General and administrative                                                   20,934            14,695
                                                                                 ---------------   ---------------
                                                                                          57,415            62,075
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (22,438)  $       (33,237)
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per SDI

         March 31, 1999                       $          (.01)
                                                 ============
         March 31, 1998                       $          (.01)
                                                 ============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                 --------------------------------------
                                                                                        1999                  1998
                                                                                 ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        (22,438)       $       (33,237)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        36,481                 47,380
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                    2,239                 81,626
        Increase (decrease) in accounts payable                                          (56,589)                (2,636)
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                     (40,307)                93,133
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                    (31,648)               (21,623)
        Proceeds from sale of nonoperating interest in oil and gas properties             93,560                    593
                                                                                  --------------         --------------
                 Net cash provided by (used in) investing activities                      61,912                (21,030)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (21,600)               (96,715)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5                (24,612)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,139                 25,624
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,144        $         1,012
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(40,307) and $93,133 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $93,560 for the three months ended March 31, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $21,600 and $96,715 for the three months ended March 31, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      Income from nonoperating interests increased 21 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales increased $994 or 1 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to an increase in gas production and prices. Current quarter gas production increased 26 percent while oil production declined 37 percent when compared to first quarter 1998 production volumes. The sale of the West Chaparral field in Mississippi in February 1999, had an impact on oil production for the quarter. Gas prices increased 38 percent or $.49/MCF to an average of $1.78/MCF while oil prices declined 11 percent or $1.31/BBL to an average of $10.68/BBL for the quarter.

      Corresponding production costs per equivalent MCF decreased 19 percent in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 24 percent, relating to the property sales in the current quarter.

      Total amortization expense decreased 23 percent or $10,899 in 1999 compared to first quarter 1998.

      During 1999, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1999          By:        /s/ John R. Alden
          -----------                     --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     May 5, 1999          By:        /s/ Alton D. Heckaman, Jr.
          -----------                     --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer